Form 10-Q
period 2001-06-30
PHOENIX ASSOCIATES; INSIGHT COMMUNICATIONS OF CENTRAL OHIO LLC; COAXIAL COMMUNICATIONS OF CENTRAL OHIO INC
filed 2001-08-10
CIK 724332, 1070242, 1070241

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________

                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended June 30, 2001


                    Commission File Numbers:  333-63677-02
                                              333-63677-01
                                              333-63677
                            _______________________

                 Coaxial Communications of Central Ohio, Inc.
                              Phoenix Associates
                 Insight Communications of Central Ohio, LLC
          (Exact name of registrants as specified in their charters)

                 Ohio                                   31-0975825
                Florida                                 59-1798351
                Delaware                                13-4017803
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)

                   c/o Insight Communications Company, Inc.
                                810 7th Avenue
                           New York, New York 10019
         (Address of principal executive offices, including zip code)

                                (917) 286-2300
             (Registrants' telephone number, including area code)
                            _______________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes  [X]    No[_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Coaxial Communications of Central Ohio, Inc.        Not Applicable
Phoenix Associates                                  Not Applicable
Insight Communications of Central Ohio, LLC         Not Applicable

================================================================================

                       PART I.     FINANCIAL INFORMATION


Item 1.     Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. However, in our opinion, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in our Annual Report on Form 10-K as amended for the year ended December 31, 2000.

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                                BALANCE SHEETS
                                (in thousands)


                                                                          June 30,              December 31,
                                                                           2001                    2000
                                                                   --------------------    --------------------
                                                                        (unaudited)              (restated)
                                                                                              (Notes 2 and 3)
Assets
Investments                                                               $      20,760           $      18,800
Dividends receivable                                                              5,250                   5,250
                                                                   --------------------    --------------------
 Total current assets                                                            26,010                  24,050

Intangible assets, net                                                            3,229                   3,543
Investment in affiliate                                                         182,853                 180,281
                                                                   --------------------    --------------------
 Total assets                                                             $     212,092           $     207,874
                                                                   ====================    ====================

Liabilities and shareholders' equity
Accounts payable and accrued expenses                                     $       5,250           $       5,250
                                                                   --------------------    --------------------
 Total current liabilities                                                        5,250                   5,250

Senior notes                                                                    140,000                 140,000
                                                                   --------------------    --------------------
 Total liabilities                                                              145,250                 145,250

Commitments and contingencies

Shareholders' equity:
Common stock; $1 par value; 2,000 shares authorized; 1,080
 shares issued and outstanding as of March 31, 2001 and
 December 31, 2000                                                                    1                       1
Paid-in-capital                                                                  11,501                  11,501
In-substance distribution of proceeds related to senior notes
 to be paid by Phoenix Associates                                               (75,541)                (80,819)
Retained earnings                                                               127,621                 130,641
Accumulated other comprehensive income                                            3,260                   1,300
                                                                   --------------------    --------------------
 Total shareholders' equity                                                      66,842                  62,624
                                                                   --------------------    --------------------
 Total liabilities and shareholders' equity                               $     212,092           $     207,874
                                                                   ====================    ====================




                            See accompanying notes

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                                (in thousands)


                                                                  Three months                          Six months
                                                                 ended June 30,                       ended June 30,
                                                             2001               2000              2001               2000
                                                      ------------------    --------------    ------------        -----------
                                                                              (restated)                          (restated)
Revenue                                               $          -          $    12,411       $      -            $    23,946

Operating costs and expenses:
 Selling, general and administrative                             -                7,375                 -              14,818
 Depreciation and amortization                                 157                2,817               314               5,209
                                                      ------------          -----------       -----------         -----------
     Total operating costs and expenses                        157               10,192               314              20,027

Operating (loss) income                                       (157)               2,219              (314)              3,919

Other income (expense):
 Interest income                                                 -                   26                 -                  44
 Interest expense                                           (3,500)              (3,927)           (7,000)             (7,748)
 Dividend on preferred interests                             4,806                    -             9,572                   -
 Other                                                           -                   11                 -                  40
                                                      ------------          -----------       -----------         -----------
     Total other income (expense), net                       1,306               (3,890)            2,572              (7,664)

                                                      ------------          -----------       -----------         -----------
Net income (loss)                                     $      1,149          $    (1,671)      $     2,258         $    (3,745)
                                                      ============          ===========       ===========         ===========


                            See accompanying notes

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (in thousands)


                                                                                  Six months
                                                                                ended June 30,
                                                                           2001                2000
                                                                        -----------         -----------
                                                                                            (restated)
Operating activities:
 Net income (loss)                                                      $     2,258         $    (3,745)
 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Provision for losses on trade accounts receivable                               -                 255
  Depreciation and amortization                                                 314               5,209
  Interest expense paid by affiliate                                          5,278               5,278
  Dividend on preferred interest                                             (9,572)                  -
  Changes in operating assets and liabilities:
   Trade accounts receivable                                                      -                (344)
   Prepaid expenses and other current assets                                      -                 (37)
   Accounts payable and accrued expenses                                          -                (150)
   Due from related parties                                                       -                 472
                                                                        -----------         -----------
 Net cash provided by (used in) operating activities                         (1,722)              6,938
                                                                        -----------         -----------

Investing activities:
 Purchase of property and equipment                                               -             (15,728)
 Increase in intangible assets                                                    -                  (3)
                                                                        -----------         -----------
 Net cash used in investing activities                                            -             (15,731)
                                                                        -----------         -----------

Financing activities:
 Principal payments on capital lease obligations                                  -                 (41)
 Capital distributions                                                       (5,278)             (5,278)
 Capital contributions                                                            -               5,000
 Proceeds from dividend on preferred interests                                7,000                   -
 Borrowings under senior credit facility                                          -              14,000
                                                                        -----------         -----------
 Net cash provided by financing activities                                    1,722              13,681
                                                                        -----------         -----------

Net increase in cash and cash equivalents                                         -               4,888
Cash and cash equivalents, beginning of period                                    -                 882
                                                                        -----------         -----------
Cash and cash equivalents, end of period                                $         -         $     5,770
                                                                        ===========         ===========

Supplemental disclosure of cash flow information:
Cash paid for interest                                                  $     1,722         $     2,313

Supplemental disclosure of significant non-cash financing
 activities:
In-substance contribution related to senior notes                       $     5,278         $     5,278


                            See accompanying notess

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Coaxial Communications of Central Ohio, Inc. (the "Company"), an Ohio corporation, through its ownership of preferred interests, has a 30% voting interest in Insight Communications of Central Ohio, LLC ("Insight Ohio"). Insight Ohio operates a cable television system that provides basic and expanded cable television services to homes in the eastern parts of Columbus, Ohio and surrounding areas. Prior to August 8, 2000, the Company owned 100% of the voting interest in Insight Ohio and therefore consolidated the financial statements of Insight Ohio for periods prior to such date. In connection with the contribution of the Company's cable system (the "System"), the issuance of the Senior Notes and the issuance of the Senior Discount Notes by the Company's majority shareholder, Coaxial LLC, during 1998 the three individuals who previously owned the outstanding stock of the Company contributed their stock to three separate limited liability companies. Accordingly, the Company is a subsidiary of Coaxial LLC, which owns 67 1/2% of its outstanding stock.

Other related entities affiliated with the Company in addition to Coaxial LLC, include Coaxial DJM LLC, Coaxial DSM LLC, (collectively, the "Coaxial Entities"), Phoenix Associates ("Phoenix"), Coaxial Financing Corp., Coaxial Communications of Southern Ohio, Inc., Coaxial Associates of Columbus I, Coaxial Associates of Columbus II, Paxton Cable Television, Inc. and Paxton Communications, Inc.

The Company and Phoenix are co-issuers of the Senior Notes. The ability of the Company and Phoenix to make scheduled payments with respect to the Senior Notes is dependent on the financial and operating performance of Insight Ohio. The required distributions on the Series B preferred equity interest to the Company is designed to provide the cash flow necessary to service the debt requirements on the Senior Notes.


2. Restatement

The accompanying 2000 financial statements have been adjusted to reflect the full amount of the Senior Notes, deferred financing costs and related interest expense for all periods presented. The effect of the restatement was to increase total assets by $2.7 million, to increase total liabilities by $109.5 million and to decrease equity by $106.8 million, representing the net in-substance distribution related to the Senior Notes which were received by Phoenix, as of December 31, 2000. Additionally, this restatement decreased net income by $2.8 million and $5.6 million for the three months and six months ended June 30, 2000, respectively.

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3. Responsibility for Interim Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements.

In management's opinion, the consolidated financial statements reflect all adjustments considered necessary for a fair statement of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements contained in the Company's Annual Report on Form 10-K as amended for the year ended December 31, 2000.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001 or any other interim period.


4. Comprehensive Income

Comprehensive income totaled $709,000 and $4.2 million for the three and six months ended June 30, 2001. There were no components of comprehensive income for the three and six months ended June 30, 2000. The Company owns common stock that is classified as available-for-sale and reported at market value, with unrealized gains and losses recorded as accumulated other comprehensive income or loss in the accompanying balance sheets.

                              PHOENIX ASSOCIATES
                                BALANCE SHEETS
                                (in thousands)

                                                                      June 30,              December 31,
                                                                        2001                   2000
                                                               --------------------    --------------------
                                                                     (unaudited)             (restated)
                                                                                           (Notes 2 and 3)
Assets
Interest receivable                                            $                451    $                373
                                                               --------------------    --------------------
 Total current assets                                                           451                     373

Due from related parties                                                        406                     406
Notes receivable - related parties                                              550                     550
Deferred financing costs, net                                                 3,229                   3,543
                                                               --------------------    --------------------
 Total assets                                                  $              4,636    $              4,872
                                                               ====================    ====================

Liabilities and partners' deficit
Interest payable                                               $              5,250    $              5,250
                                                               --------------------    --------------------
 Total current liabilities                                                    5,250                   5,250

Notes payable                                                               140,000                 140,000
                                                               --------------------    --------------------
 Total liabilities                                                          145,250                 145,250

Commitments and contingencies

Partners' deficit:
In-substance distribution of proceeds related to senior
 notes to be paid by Coaxial Communications of Central
 Ohio, Inc.                                                                 (24,599)                (26,321)
Partners' accumulated deficit                                              (116,015)               (114,057)
                                                               --------------------    --------------------
 Total partners' deficit                                                   (140,614)               (140,378)
                                                               --------------------    --------------------
 Total liabilities and partners' deficit                       $              4,636    $              4,872
                                                               ====================    ====================

                            See accompanying notes

                              PHOENIX ASSOCIATES
                           STATEMENTS OF OPERATIONS
                                  (unaudited)
                                (in thousands)

                                                        Three months                         Six months
                                                        ended June 30,                      ended June 30,
                                                    2001              2000              2001              2000
                                               --------------    --------------    --------------    --------------
                                                                   (restated)                           (restated)
Expenses:
 Amortization                                  $         (157)   $         (157)   $         (314)   $         (314)

Interest income (expense):
 Interest income - related parties                         39                39                78                78
 Interest expense                                      (3,500)           (3,500)           (7,000)           (7,000)
                                               --------------    --------------    --------------    --------------
    Total interest expense, net                        (3,461)           (3,461)           (6,922)           (6,922)

                                               --------------    --------------    --------------    --------------
Net loss                                       $       (3,618)   $       (3,618)   $       (7,236)   $       (7,236)
                                               ==============    ==============    ==============    ==============

                            See accompanying notes

                              PHOENIX ASSOCIATES
                           STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (in thousands)

                                                                                            Six months
                                                                                           ended June 30,
                                                                                   2001                     2000
                                                                            ------------------      -------------------
                                                                                                         (restated)
Operating activities:
  Net loss                                                                  $           (7,236)     $            (7,236)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
   Amortization of deferred financing fees                                                 314                      314
   Interest expense paid by affiliate                                                    1,722                    1,722
   Changes in operating assets and liabilities:
     Interest receivable                                                                   (78)                     (78)
     Interest payable                                                                        -                        -
                                                                            ------------------      -------------------
  Net cash used in operating activities                                                 (5,278)                  (5,278)
                                                                            ------------------      -------------------
Financing activities:
  Capital contributions                                                                  5,278                    5,278
                                                                            ------------------      -------------------
  Net cash provided by financing activities                                              5,278                    5,278
                                                                            ------------------      -------------------

Net decrease in cash                                                                         -                        -
Cash, beginning of period                                                                    -                        -
                                                                            ------------------      -------------------
Cash, end of period                                                         $                -      $                 -
                                                                            ==================      ===================

Supplemental disclosure of cash flow information:
Cash paid for interest                                                      $            5,278      $             5,278

Supplemental disclosure of significant non-cash financing
 activities:
In-substance contribution related to senior notes                           $            1,722      $             1,722

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

Other related entities affiliated with the Company include Coaxial LLC, Coaxial Financing Corp., Coaxial Communications of Central Ohio, Inc. ("Coaxial"), Insight Communications of Central Ohio, LLC ("Insight Ohio"), Coaxial Communications of Southern Ohio, Inc. ("Southern Ohio"), Coaxial Associates of Columbus I ("Columbus I"), Coaxial Associates of Columbus II ("Columbus II"), Paxton Cable Television, Inc. ("Paxton Cable") and Paxton Communications, Inc. ("Paxton Communications").

The Company and Coaxial are co-issuers of the Senior Notes. The ability of the Company and Coaxial to make scheduled payments with respect to the Senior Notes is dependent on the financial and operating performance of Insight Ohio. The required distributions on the Series B preferred equity interest to Coaxial and ultimately the Company is designed to provide the cash flow necessary to service the debt requirements on the Senior Notes.


2. Restatement

The accompanying 2000 financial statements have been adjusted to reflect the full amount of the Senior Notes, deferred financing costs and related interest expense for all periods presented. The effect of the restatement was to increase total assets by $864,000, to increase total liabilities by $35.7 million and to decrease equity by $34.9 million, representing the net in-substance distribution related to the Senior Notes received by Coaxial, as of December 31, 2000. Additionally, this restatement increased the net loss by $900,000 and $1.8 million for the three months and six months ended June 30, 2000, respectively.

                              PHOENIX ASSOCIATES
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



3. Responsibility for Interim Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements.

In management's opinion, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements contained in the Company's Annual Report on Form 10-K as amended for the year ended December 31, 2000.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001 or any other interim period.

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                                BALANCE SHEETS
                                (in thousands)

                                                                          June 30,           December 31,
                                                                            2001                 2000
                                                                     ---------------      ---------------
                                                                          (unaudited)           (Note 2)
Assets
Cash and cash equivalents                                            $         2,624      $         1,169
Trade accounts receivable, net of allowance for doubtful
 accounts of $163 and $390 as of June 30, 2001 and
 December 31, 2000, respectively                                               2,378                2,782
Launch funds receivable                                                          778                1,936
Prepaid expenses and other assets                                                514                  437
                                                                     ---------------      ---------------
 Total current assets                                                          6,294                6,324

Fixed assets, net                                                             83,616               76,587
Intangible assets, net                                                           454                  448
                                                                     ---------------      ---------------
 Total assets                                                        $        90,364      $        83,359
                                                                     ===============      ===============

Liabilities and members' deficit
Accounts payable                                                     $         1,643      $         5,679
Accrued expenses and other liabilities                                         1,489                1,364
Due to bank                                                                    3,334                   --
Accrued property taxes                                                           438                   19
Accrued programming costs                                                      3,188                3,014
Deferred revenue                                                                 530                  545
Interest payable                                                                 205                  786
Preferred interest distribution payable                                        5,250                5,250
Due to affiliates                                                              4,284                1,502
                                                                     ---------------      ---------------
 Total current liabilities                                                    20,361               18,159

Deferred revenue                                                               1,871                2,005
Debt                                                                          25,000               25,000
                                                                     ---------------      ---------------
 Total liabilities                                                            47,232               45,164

Commitments and contingencies

Preferred interests                                                          182,854              180,281

Members' deficit                                                            (139,722)            (142,086)
                                                                     ---------------      ---------------
 Total liabilities and members' deficit                                    $  90,364            $  83,359
                                                                     ===============      ===============

                            See accompanying notes

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                           STATEMENTS OF OPERATIONS
                                  (unaudited)
                                (in thousands)

                                                                 Three months                             Six months
                                                                 ended June 30,                          ended June 30,
                                                            2001                 2000                2001                2000
                                                       -------------       -------------        ------------       -------------
Revenue                                                $      13,990       $      12,411        $     27,101       $      23,946

Operating costs and expenses:
     Programming and other operating costs                     4,794               4,323               9,885               8,858
     Selling, general and administrative                       3,551               2,675               6,078               5,231
     Management fees                                             418                 377                 814                 729
     Depreciation and amortization                             2,990               2,659               5,710               4,893
                                                       -------------       -------------        ------------       -------------
Total operating costs and expenses                            11,753              10,034              22,487              19,711

Operating income                                               2,237               2,377               4,614               4,235

Other income (expense):
     Interest expense                                           (418)               (427)               (920)               (748)
     Interest income                                              26                  26                  41                  44
     Other                                                      (204)                 11                (180)                 40
                                                       -------------       -------------        ------------       -------------
          Total other expense, net                              (596)               (390)             (1,059)               (664)

Net income                                                     1,641               1,987               3,555               3,571
Accrual of preferred interests                                (4,807)             (4,662)             (9,573)             (9,289)
                                                       -------------       -------------        ------------       -------------
Net loss attributable to common interests              $      (3,166)      $      (2,675)       $     (6,018)      $      (5,718)
                                                       =============       =============        ============       =============

                            See accompanying notes

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                           STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (in thousands)

                                                                                     Six months
                                                                                    ended June 30,
                                                                                2001                2000
                                                                    ----------------    ----------------
Operating activities:
 Net income                                                                 $  3,555            $  3,571
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                              5,710               4,893
    Provision for losses on trade accounts receivable                            530                 255
    Changes in operating assets and liabilities:
      Trade accounts receivable                                                 (126)               (344)
      Launch funds receivable                                                  1,158                  64
      Prepaid expenses and other assets                                          (77)               (101)
      Accounts payable                                                        (4,036)                283
      Accrued expenses and other liabilities                                   6,104                  39
                                                                    ----------------    ----------------
 Net cash provided by operating activities                                    12,818               8,660
                                                                    ----------------    ----------------

Investing activities:
 Purchase of property and equipment                                          (12,745)            (15,728)
 Purchase of intangible assets                                                     -                  (3)
                                                                    ----------------    ----------------
 Net cash used in investing activities                                       (12,745)            (15,731)
                                                                    ----------------    ----------------

Financing activities:
 Principal payments on capital lease obligations                                   -                (41)
 Capital contributions                                                         8,382               5,000
 Preferred interest distribution                                              (7,000)             (7,000)
 Borrowings under senior credit facility                                           -              14,000
                                                                    ----------------    ----------------
 Net cash provided by financing activities                                     1,382              11,959
                                                                    ----------------    ----------------

Net increase in cash and cash equivalents                                      1,455               4,888
Cash and cash equivalents, beginning of period                                 1,169                 882
                                                                    ----------------    ----------------
Cash and cash equivalents, end of period                                    $  2,624            $  5,770
                                                                    ================    ================

Supplemental disclosures of cash flow information:
Cash paid for interest                                                      $  1,502            $    591
Cash paid for income taxes                                                         -                  93

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                        NOTES TO FINANCIALS STATEMENTS


1. Organization

Insight Communications of Central Ohio, LLC (the "Company") provides basic and expanded cable television services to homes in the eastern parts of Columbus, Ohio and surrounding areas.


2. Responsibility for Interim Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements.

In management's opinion, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements contained in the Company's Annual Report on Form 10-K as amended for the year ended December 31, 2000.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001 or any other interim period.

Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                  NOTES TO FINANCIALS STATEMENTS (CONTINUED)


3. Cable System Transactions

On January 5, 2001, Insight Midwest, L.P. ("Insight Midwest"), a 50-50 partnership between Insight LP and an indirect subsidiary of AT&T Broadband, LLC, completed a series of transactions with Insight LP and certain subsidiaries of AT&T Corp. (the "AT&T cable subsidiaries") for the acquisition of additional cable television systems valued at approximately $2.2 billion, including the common equity of the Company (the "AT&T transactions"). As a result of the AT&T transactions, Insight Midwest acquired all of Insight LP's wholly-owned systems serving approximately 280,000 customers, including the approximately 85,400 customers served by the Company and including systems which Insight LP purchased from the AT&T cable subsidiaries. At the same time, Insight Midwest acquired from the AT&T cable subsidiaries systems serving approximately 250,000 customers.

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


4. Commitments and Contingencies

Litigation

The Company is subject to various legal proceedings that arise in the ordinary course of business. While it is impossible to determine with certainty the ultimate outcome of these matters, it is management's opinion that the resolution of these matters will not have a material adverse affect on the Company's consolidated financial condition.


5. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company is currently reviewing the impact of these standards and will be performing a fair value analysis at a later date in connection with the adoption of SFAS No. 142 on January 1, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and related notes which are included elsewhere in this report.

Forward-Looking Statements

This report contains "forward-looking statements," including statements containing the words "believes," "anticipates," "expects" and words of similar import, which concern, among other things, the operations, economic performance and financial condition of Insight Communications of Central Ohio, LLC ("Insight Ohio" or the "System"). All statements other than statements of historical fact included in this report regarding Coaxial Communications of Central Ohio, Inc. ("Coaxial"), Phoenix Associates ("Phoenix") and Insight Ohio or any of the transactions described in this report, including the timing, financing, strategies and effects of such transactions, are forward-looking statements. Such forward-looking statements are based upon a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of Coaxial, Phoenix and Insight Ohio, and reflect future business decisions which are subject to change. Although the management of Coaxial, Phoenix and Insight Ohio believes that the expectations reflected in such forward-looking statements are reasonable, they can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include, without limitation:

     . the ability of Coaxial and Phoenix to make scheduled payments with respect to the Senior Notes (as defined below) which is dependent upon the financial and operating performance of the System;

     . the fact that a substantial portion of the System's cash flow from operations is required to be dedicated to the payment of principal and interest on its indebtedness and the required distributions with respect to its Preferred Interests, thereby reducing the funds available to the System for its operations and future business opportunities;

     . the fact that Coaxial and Phoenix have no significant assets other than Coaxial's ownership of the Series B Preferred Interest in Insight Ohio; and

     . the fact that the indenture governing the terms of the Senior Notes imposes restrictions on Coaxial, Phoenix and Insight Ohio and the Senior Credit Facility of the System imposes restrictions on Insight Ohio.

Management of Coaxial, Phoenix and Insight Ohio does not intend to update these forward-looking statements.

Coaxial and Phoenix do not conduct any business and are dependent upon the cash flow of the System to meet their obligations under the Senior Notes. Insight Communications Company, LP ("Insight LP") serves as the manager of the System.

The following discussion relates to the operations of the System for the three months and six months ended June 30, 2001 compared to the three months and six months ended June 30, 2000. The financial statements of Insight Ohio are included in the consolidated financial statements of Coaxial through August 8, 2000. Therefore, the historical operating results of Coaxial reflect the actual results of the System through August 8, 2000 in addition to certain financing activities unrelated to the operation of the System. These financing activities relate primarily to the offering of the Senior Notes discussed above. These activities resulted in related financing and interest costs. The historical results of Coaxial appear elsewhere in this report under the heading "Coaxial Communications of Central Ohio, Inc."

Overview

The System relies on Insight LP, for all of its strategic, managerial, financial and operational oversight and advice. Insight LP also centrally purchases programming and equipment and provides the associated discount to the System. In exchange for all such services provided to the System and subject to certain restrictions contained in the covenants with respect to Insight Ohio's Senior Credit Facility and the Senior Notes, Insight LP is entitled to receive management fees of 3.0% of gross operating revenues of the System. Such management fees are payable only after distributions have been made with respect to the Preferred Interests and only to the extent that such payments would be permitted by an exception to the restricted payments covenants of the Senior Notes as well as Insight Ohio's Senior Credit Facility.

Recent Developments

On January 5, 2001, Insight Midwest, L.P., a partnership 50% owned by Insight LP and 50% by an indirect subsidiary of AT&T Broadband, LLC, which is a subsidiary of AT&T Corp., through a series of transactions acquired all of Insight LP's wholly-owned systems serving approximately 280,000 customers, including the approximately 85,400 customers served by Insight Ohio and including systems which Insight LP purchased from the AT&T cable subsidiaries. At the same time, Insight Midwest acquired from the AT&T cable subsidiaries systems serving approximately 250,000 customers. Insight Ohio is an unrestricted subsidiary under the indentures governing Insight LP's and Insight Midwest's senior notes and is prohibited by the terms of its indebtedness from making distributions to Insight Midwest. Insight Midwest remains equally owned by Insight LP and AT&T Broadband, and Insight LP continues to serve as the general partner and manages and operates the Insight Midwest systems, including Insight Ohio.

Although the financial results of Insight Ohio are consolidated into Insight Midwest as a result of the AT&T transactions, as noted above, for financing purposes, Insight Ohio is an unrestricted subsidiary under the indentures of Insight Midwest. Insight Ohio's conditional guarantee of the Senior Notes remains in place.

Results of Operations

Substantially all of the System's revenue was earned from customer fees for cable television programming services including premium and pay-per-view services and ancillary services, such as rental of converters and remote control devices, installations and from selling advertising. In addition, the System earns revenue from commissions for products sold through home shopping networks.

The following table is derived for the periods presented from the System's financial statements that are included in this report and sets forth certain statement of operations data for the System:

                                                                  Three months                          Six months
                                                                 ended June 30,                        ended June 30,
                                                               2001              2000               2001               2000
                                                            --------           -------            --------           --------
                                                                   (in thousands)                        (in thousands)
Revenue                                                      $13,990            $12,411            $27,101            $23,946
Operating costs and expenses:
   Programming and other operating costs                       4,794              4,323              9,885              8,858
   Selling, general and administrative                         3,551              2,675              6,078              5,231
   Management fees                                               418                377                814                729
   Depreciation and amortization                               2,990              2,659              5,710              4,893
                                                             -------            -------            -------            -------
Total operating costs and expenses                            11,753             10,034             22,487             19,711
                                                             -------            -------            -------            -------
Operating income                                               2,237              2,377              4,614              4,235
Interest expense                                                (418)              (427)              (920)              (748)
Net income                                                     1,641              1,987              3,555              3,571
Net cash provided by operating activities                     10,398              2,181             12,818              8,660
Net cash used in investing activities                          9,240              8,812             12,745             15,731
Net cash provided by financing activities                          -              9,959              1,382             11,959

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Revenue for the three months ended June 30, 2001 increased $1.6 million or 12.7% to $14.0 million from $12.4 million for the three months ended June 30, 2000. For the three months ended June 30, 2001, customers served averaged approximately 85,900 compared to approximately 84,200 during the three months ended June 30, 2000. The increase in revenue was primarily attributable to new product launches, specifically digital services and high-speed data services.

As of June 30, 2001, there were approximately 19,700 digital customers representing a 31.3% penetration (digital customers as a percentage of total customers with access to digital service). Digital revenue for the three months ended June 30, 2001 was approximately $978,000, (including approximately $449,000 for video on demand service) compared to $334,000 for the three months ended June 30, 2000. High-speed data services were launched during the three months ended June 30, 2000. As of June 30, 2001, there were approximately 9,000 cable modem customers, a penetration of 6.1% (modem customers as a percentage of homes passed with access to high-speed data services). Revenue from high-speed data services was approximately $1.1 million for the three months ended June 30, 2001 compared to $96,000 for the three months ended June 30, 2000.

Revenue by service offering was as follows for the three months ended June 30 (in thousands):

                               2001                           2000
                             Revenue                        Revenue
                                by             % of            by             % of
                             Service          Total         Service          Total
                             Offering        Revenue        Offering        Revenue
                            ----------      ---------      ----------      ---------
Basic                        $ 7,208           51.5%        $ 6,876           55.4%
Premium                        1,741           12.4%          1,771           14.3%
Pay-per-view                     341            2.4%            532            4.3%
Digital                          978            7.0%            334            2.7%
Advertising sales              1,204            8.6%          1,238           10.0%
Data services                  1,075            7.7%             96            0.8%
Other                          1,443           10.4%          1,564           12.5%
                            ----------      ---------      ----------      ---------
Total                        $13,990            100%        $12,411            100%
                            ==========      =========      ==========      =========

RGUs (Revenue Generating Units) were approximately 114,500 as of June 30, 2001 compared to approximately 93,500 as of June 30, 2000. This represents an annualized growth rate of 22.5%. RGUs represent the sum of basic and digital video, high-speed data and telephone customers.

Average monthly revenue per basic customer for the three months ended June 30, 2001 was $54.30 compared to $49.11 for the three months ended June 30, 2000. Average monthly revenue per basic customer for digital and high-speed data services was $7.97 for the three months ended June 30, 2001 compared to $1.70 for the three months ended June 30, 2000. The number of high-speed data service customers increased to approximately 9,000 as of June 30, 2001 from approximately 1,900 as of June 30, 2000, while digital customers increased to approximately 19,700 as of June 30, 2001 from approximately 7,400 as of June 30, 2000.

Programming and other operating costs increased $471,000 or 10.9% to $4.8 million for the three months ended June 30, 2001 from $4.3 million for the three months ended June 30, 2000. The increase was primarily attributable to increased programming rates associated with digital services.

Selling, general and administrative expenses increased $876,000 or 32.7% to $3.6 million for the three months ended June 30, 2001 from $2.7 million for the three months ended June 30, 2000. The increase was primarily attributable to increased payroll and administrative costs associated with advertising.

Depreciation and amortization expense for the three months ended June 30, 2001 increased $331,000 or 12.4% to $3.0 million from $2.7 million for the three months ended June 30, 2000. This increase was primarily attributable to increased capital expenditures associated with the rebuild over past quarters.

Interest expense for the three months ended June 30, 2001 decreased $9,000 or 2.1% to $418,000 from $427,000 for the three months ended June 30, 2000. This decrease was primarily attributable to lower interest rates on outstanding borrowings partially offset by a higher average outstanding borrowings balance.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Revenue for the six months ended June 30, 2001 increased $3.2 million or 13.2% to $27.1 million compared to $23.9 million for the six months ended June 30, 2000. For the six months ended June 30, 2001, customers served averaged approximately 85,700 compared to approximately 84,200 during the six months ended June 30, 2000. The increase in revenue was primarily attributable to new product launches, specifically digital services and high-speed data services.

As of June 30, 2001, there were approximately 19,700 digital customers representing a 31.3% penetration (digital customers as a percentage of total customers with access to digital service). Digital revenue for the six months ended June 30, 2001 was approximately $1.9 million, (including approximately $814,000 for video on demand service) compared to $450,000 for the six months ended June 30, 2000. High-speed data services were launched during the six months ended June 30, 2000. As of June 30, 2001, there were approximately 9,000 cable modem customers, a penetration of 6.1% (modem customers as a percentage of homes passed with access to high-speed data services). Revenue from high-speed data services was approximately $1.8 million for the six months ended June 30, 2001 compared to $96,000 for the six months ended June 30, 2000. Revenue by service offering was as follows for the six months ended June 30 (in thousands):

                           2001                           2000
                         Revenue                        Revenue
                            by            % of             by            % of
                         Service          Total         Service          Total
                         Offering        Revenue        Offering        Revenue
                        ----------      ---------      ----------      ---------
Basic                    $14,345           52.9%        $13,584           56.7%
Premium                    3,473           12.8%          3,465           14.5%
Pay-per-view                 633            2.3%            962            4.0%
Digital                    1,868            6.9%            450            1.9%
Advertising sales          2,035            7.5%          2,271            9.5%
Data services              1,800            6.6%             96            0.4%
Other                      2,947           11.0%          3,118           13.0%
                        ----------      ---------      ----------      ---------
Total                    $27,101            100%        $23,946            100%
                        ==========      =========      ==========      =========

RGUs were approximately 114,500 as of June 30, 2001 compared to approximately 93,500 as of June 30, 2000. This represents an annualized growth rate of 22.5%.

Average monthly revenue per basic customer for the six months ended June 30, 2001 was $52.69 compared to $47.39 for the six months ended June 30, 2000. Average monthly revenue per basic customer for digital and high-speed data services was $7.13 for the six months ended June 30, 2001 compared to $1.08 for the six months ended June 30, 2000. The number of high-speed data service customers increased to approximately 9,000 as of June 30, 2001 from approximately 1,900 as of June 30, 2000, while digital customers increased to approximately 19,700 as of June 30, 2001 from approximately 7,400 as of June 30, 2000.

Programming and other operating costs increased $1.0 million or 11.6% to $9.9 million for the six months ended June 30, 2001 from $8.9 million for the six months ended June 30, 2000. The increase was primarily attributable to increased programming rates associated with the digital services.

Selling, general and administrative expenses increased $847,000 or 16.2% to $6.1 million for the six months ended June 30, 2001 from $5.2 million for the six months ended June 30, 2000. The increase was primarily attributable to increased payroll and administrative costs associated with advertising.

Depreciation and amortization expense for the six months ended June 30, 2001 increased $817,000 or 16.7% to $5.7 million from $4.9 million for the six months ended June 30, 2000. This increase was primarily attributable to increased capital expenditures associated with the rebuild over past quarters.

Interest expense for the six months ended June 30, 2001 increased $172,000 or 23.0% to $920,000 from $748,000 for the six months ended June 30, 2000. This increase was primarily attributable to increased borrowings under the Senior Credit Facility partially offset by lower interest rates on outstanding borrowings.


Liquidity and Capital Resources

The cable television business is a capital-intensive business that generally requires financing for the upgrade, expansion and maintenance of the technical infrastructure. Capital expenditures totaled $9.2 million and $12.7 million for the three months and six months ended June 30, 2001. These expenditures were primarily for the rebuild of cable plant and for serving new homes. Capital expenditures were financed by cash flows from operations and capital contributions.

Insight continues to further enhance the technical platform of the System by upgrading the plant serving the majority of customers. The capability for high-speed data transmission, impulse pay-per-view, digital tiers of service and additional analog channels is intended to be provided by further deployment of fiber optics, an increase in the bandwidth to 870 MHz, activation of plant to allow two-way transmission and the installation of digital equipment.

Capital expenditures are expected to approximate $23.1 million during the year ending December 31, 2001 to support not only ongoing plant extensions, new customer additions and capital replacement, but also to fund the plant upgrade to 870 MHz and to activate plant for two-way transmission, which is necessary to facilitate the deployment of interactive services.

Cash provided by operations for the six months ended June 30, 2001 and 2000 was $12.8 million and $8.7 million, respectively. The increase was primarily attributable to the timing of payments against accrued expense balances and an increase in receipts of launch funds from programmers partially offset by the timing of payments against accounts payable.

Cash used in investing activities for the six months ended June 30, 2001 and 2000 was $12.7 million and $15.7 million, respectively, reflecting capital expenditures to upgrade the System and build plant expansions.

Cash provided by financing activities for the six months ended June 30, 2001 was $1.4 million. This was comprised of capital contributions of $8.4 million, less distributions on preferred interests of $7.0 million. Cash provided by financing activities for the six months ended June 30, 2000 was $12.0 million consisting of borrowings under the Senior Credit Facility of $14.0 million and capital contributions of $5.0 million, less distributions on preferred interests of $7.0 million. The $25.0 million Senior Credit Facility was fully borrowed as of June 30, 2001.

Due to the increased rebuild costs, management determined that cash flows from operations may not be sufficient to finance the operating and capital requirements of the System, debt service requirements and distributions on the Preferred Interests over the next year. As such, Insight Midwest has committed to provide capital contributions to fund cash requirements through the year ending December 31, 2001. Insight Midwest contributed $8.4 million to Insight Ohio during the six months ended June 30, 2001.


Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company is currently reviewing the impact of these standards and will be performing a fair value analysis at a later date in connection with the adoption of SFAS No. 142 on January 1, 2002.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

Insight Ohio's senior credit facility bears interest at floating rates. Accordingly, Insight Ohio is exposed to potential losses related to changes in interest rates. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our projected annual interest expense by approximately $250,000 for the year ending December 31, 2001. The Senior Notes issued by Coaxial and Phoenix bears interest at fixed rates.

The fair value of borrowings under Insight Ohio's senior credit facility approximates carrying value as it bears interest at floating rates. The fair value and carrying value of the Senior Notes as of June 30, 2001 was $140.0 million and $140.0 million, respectively.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

       None

(b) Reports on Form 8-K:

       None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Coaxial Communications of Central Ohio, Inc.
                                (Registrant)

Dated: August 10, 2001

                              By: /s/ Kim D. Kelly
                              --------------------
                              Kim D. Kelly
                              Executive Vice President, Chief Financial
                              and Operating Officer
                              Insight Communications Company, Inc.
                              (Principal Financial and Accounting Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Phoenix Associates
                                  (Registrant)

Dated: August 10, 2001

                                         By:___________________________

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Insight Communications of Central Ohio, LLC
                                  (Registrant)

Dated: August 10, 2001

                                  By: /s/ Kim D. Kelly
                                  --------------------
                                  Kim D. Kelly
                                  Executive Vice President, Chief Financial
                                  and Operating Officer
                                  Insight Communications Company, Inc.
                                  (Principal Financial and Accounting Officer)