Form 10-Q
period 2003-03-31
PHOENIX ASSOCIATES; COAXIAL COMMUNICATIONS OF CENTRAL OHIO INC; INSIGHT COMMUNICATIONS OF CENTRAL OHIO LLC
filed 2003-05-14
CIK 724332, 1070241, 1070242

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2003

Commission File Numbers:	333-63677-02
333-63677-01
333-63677

Coaxial Communications of Central Ohio, Inc.
Phoenix Associates
Insight Communications of Central Ohio, LLC
(Exact name of registrants as specified in their charters)

Ohio	31-0975825
Florida	59-1798351
Delaware	13-4017803
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Insight Communications Company, Inc. 810 7th Avenue New York, New York 10019
(Address of principal executive offices, including zip code)

(917) 286-2300
(Registrants’ telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

          Indicate by check mark whether the registrants are accelerated filers (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Coaxial Communications of Central Ohio, Inc.	Not Applicable
Phoenix Associates	Not Applicable
Insight Communications of Central Ohio, LLC	Not Applicable

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States.  However, in our opinion, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the relevant periods have been made.  Results for the interim periods are not necessarily indicative of the results to be expected for the year.  These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
BALANCE SHEETS
(in thousands)

	March 31, 2003	December 31, 2002

	unaudited
Assets
Investments	$9,560	$9,904
Dividend receivable	1,750	5,250

Total current assets	11,310	15,154
Deferred financing costs, net of accumulated amortization of $2,897 and $2,740 as of March 31, 2003 and December 31, 2002, respectively	2,130	2,287
Investment in affiliate	193,470	191,820

Total assets	$206,910	$209,261

Liabilities and shareholders’ equity
Accrued interest	$1,750	$5,250

Total current liabilities	1,750	5,250
Senior notes, including $105.6 million to be paid by Phoenix Associates	140,000	140,000

Total liabilities	141,750	145,250
Commitments and contingencies
Shareholders’ equity:
Common stock; $1 par value; 2,000 shares authorized; 1,080 shares issued and outstanding as of March 31, 2003 and December 31, 2002, respectively	1	1
Paid in capital	11,501	11,501
In-substance allocation of proceeds related to senior notes to be paid by Phoenix Associates	(54,429)	(59,707)
Retained earnings	116,027	119,812
Accumulated other comprehensive loss	(7,940)	(7,596)

Total shareholders’ equity	65,160	64,011

Total liabilities and shareholders’ equity	$206,910	$209,261

See accompanying notes

COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Three months ended March 31,

	2003	2002

Expenses:
Amortization	$(157)	$(157)
Other income (expense):
Interest expense	(3,500)	(3,500)
Dividend on preferred interests	5,150	4,955

Total other income, net	1,650	1,455

Net income	$1,493	$1,298

See accompanying notes

COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended March 31,

	2003	2002

Operating activities:
Net income	$1,493	$1,298
Adjustments to reconcile net income to net cash used in operating activities:
Amortization	157	157
Interest expense assumed by affiliate	2,639	2,639
Accrued interest	(861)	(861)
Dividend on preferred interest	(5,150)	(4,955)

Net cash used in operating activities	(1,722)	(1,722)

Financing activities:
Capital distributions	(5,278)	(5,278)
Proceeds from dividend on preferred interest	7,000	7,000

Net cash provided by financing activities	1,722	1,722

Net change in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

See accompanying notes

COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
NOTES TO FINANCIAL STATEMENTS

1.   Organization and Basis of Presentation

Coaxial Communications of Central Ohio, Inc. (the “Company” or “Coaxial Inc.”), an Ohio corporation, through its ownership of preferred interests, has a 30% voting interest in Insight Communications of Central Ohio, LLC (“Insight Ohio”).  Insight Ohio operates a cable television system that provides basic and expanded cable television services to homes in the eastern parts of Columbus, Ohio and surrounding areas.  Prior to August 8, 2000, the Company owned 100% of the voting interest in Insight Ohio and therefore consolidated the financial statements of Insight Ohio for periods prior to such date.  In connection with the contribution of the Company’s cable system (the “System”), the issuance of the Senior Notes and the issuance of the Senior Discount Notes by the Company’s majority shareholder, Coaxial LLC, during 1998 the three individuals who previously owned the outstanding stock of the Company contributed their stock to three separate limited liability companies.  Accordingly, the Company is a subsidiary of Coaxial LLC, which owns 67½% of its outstanding stock.

Other related entities affiliated with the Company in addition to Coaxial LLC, include Coaxial DJM LLC, Coaxial DSM LLC, (collectively, the “Coaxial Entities”), Phoenix Associates (“Phoenix”), Coaxial Financing Corp., Coaxial Associates of Columbus I and Coaxial Associates of Columbus II.

The Company and Phoenix are co-issuers of the Senior Notes.  The ability of the Company and Phoenix to make scheduled payments with respect to the Senior Notes is dependent on the financial and operating performance of Insight Ohio.  The required distributions on the Series A preferred equity interest to the Company is designed to provide the cash flow necessary to service the debt requirements on the Senior Notes.

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

In management’s opinion, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented.  All such adjustments are of a normal recurring nature.  These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
NOTES TO FINANCIAL STATEMENTS

2.   Responsibility for Interim Financial Statements (continued)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003 or any other interim period.

3.   Fair Value of Financial Instruments

The fair value of the Senior Notes was $139.8 million and $122.8 million as of March 31, 2003 and December 31, 2002, respectively.

4.   Comprehensive Income (Loss)

Comprehensive income (loss) totaled $1.1 million and ($1.3) million for the three months ended March 31, 2003 and 2002, respectively.  The Company owns common stock that is classified as available-for-sale and reported at market value, with unrealized gains and losses recorded as accumulated other comprehensive income or loss in the accompanying balance sheets.

PHOENIX ASSOCIATES
BALANCE SHEETS
(in thousands)

	March 31, 2003	December 31, 2002

	unaudited
Assets
Deferred financing costs, net of accumulated amortization of $2,897 and $2,740 as of March 31, 2003 and December 31, 2002, respectively	$2,130	$2,287

Total assets	$2,130	$2,287

Liabilities and partners’ deficit
Accrued interest	$1,750	$5,250

Total current liabilities	1,750	5,250
Senior notes, including $34.4 million to be paid by Coaxial Communications of Central Ohio, Inc.	140,000	140,000

Total liabilities	141,750	145,250
Commitments and contingencies
Partners’ deficit:
In-substance allocation of proceeds related to senior notes to be paid by Coaxial Communications of Central Ohio, Inc.	(17,711)	(19,433)
Partners’ accumulated deficit	(121,909)	(123,530)

Total partners’ deficit	(139,620)	(142,963)

Total liabilities and partners’ deficit	$2,130	$2,287

See accompanying notes

PHOENIX ASSOCIATES
STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Three months ended March 31,

	2003	2002

Expenses:
Amortization	$(157)	$(157)
Interest income (expense):
Interest income-related parties	—	39
Interest expense	(3,500)	(3,500)

Total interest expense, net	(3,500)	(3,461)

Net loss	$(3,657)	$(3,618)

See accompanying notes

PHOENIX ASSOCIATES
STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended March 31,

	2003	2002

Operating activities:
Net loss	$(3,657)	$(3,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing fees	157	157
Interest expense assumed by affiliate	861	861
Changes in operating assets and liabilities:
Interest receivable	—	(39)
Accrued interest	(2,639)	(2,639)

Net cash used in operating activities	(5,278)	(5,278)

Financing activities:
Capital contributions	5,278	5,278

Net cash provided by financing activities	5,278	5,278

Net change in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

See accompanying notes

PHOENIX ASSOCIATES
NOTES TO FINANCIAL STATEMENTS

1.   Business Organization and Purpose

Phoenix Associates (the “Company”) is a Florida general partnership organized for the primary purpose of purchasing promissory notes, mortgages, deeds of trust, debt securities and other types of securities and purchasing and acquiring rights in any loan agreements or other documents relating to those securities.  The Company has no operations.

The Company is owned by three separate LLC’s whose sole members are individual partners who share profits and losses in the ratio of 67½%, 22½% and 10%, respectively.

Other related entities affiliated with the Company include Coaxial LLC, Coaxial Financing Corp., Coaxial Communications of Central Ohio, Inc. (“Coaxial Inc.”), Insight Communications of Central Ohio, LLC (“Insight Ohio”), Coaxial Associates of Columbus I (“Columbus I”) and Coaxial Associates of Columbus II (“Columbus II”).

The Company and Coaxial Inc. are co-issuers of the Senior Notes.  The ability of the Company and Coaxial Inc. to make scheduled payments with respect to the Senior Notes is dependent on the financial and operating performance of Insight Ohio.  The required distributions on the Series A preferred equity interest to Coaxial Inc. and ultimately the Company is designed to provide the cash flow necessary to service the debt requirements on the Senior Notes.

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

In management’s opinion, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented.  All such adjustments are of a normal recurring nature.  These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003 or any other interim period.

3.   Fair Value of Financial Instruments

The fair value of the Senior Notes was $139.8 million and $122.8 million as of March 31, 2003 and December 31, 2002, respectively.

INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
BALANCE SHEETS
(in thousands)

	March 31, 2003	December 31, 2002

	unaudited
Assets
Cash and cash equivalents	$4,645	$994
Trade accounts receivable, net of allowance for doubtful accounts of $47 and $50 as of March 31, 2003 and December 31, 2002, respectively	1,634	2,360
Launch funds receivable	25	72
Prepaid expenses and other assets	1,039	813

Total current assets	7,343	4,239
Fixed assets, net	104,916	107,399
Intangible assets, net	587	676

Total assets	$112,846	$112,314

Liabilities and members’ deficit
Accounts payable	$1,842	$4,091
Accrued expenses and other liabilities	2,091	1,495
Accrued programming costs	3,572	2,631
Deferred revenue	542	518
Debt - current portion	10,417	5,000
Interest payable	126	171
Preferred interest distribution payable	1,750	5,250
Due to affiliates	6,989	5,927

Total current liabilities	27,329	25,083
Deferred revenue	596	662
Debt	13,333	20,000

Total liabilities	41,258	45,745
Commitments and contingencies
Preferred interests	193,470	191,820
Members’ deficit	(121,882)	(125,251)

Total liabilities and members’ deficit	$112,846	$112,314

See accompanying notes

INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Three months ended March 31,

	2003	2002

Revenue	$16,791	$15,040
Operating costs and expenses:
Programming and other operating costs	6,538	5,680
Selling, general and administrative	3,274	2,989
Management fees	502	439
Depreciation and amortization	4,753	3,680

Total operating costs and expenses	15,067	12,788
Operating income	1,724	2,252
Other income (expense):
Interest expense	(226)	(211)
Interest income	3	2
Other	18	28

Total other expense, net	(205)	(181)
Net income	1,519	2,071
Accrual of preferred interests	(5,150)	(4,955)

Net loss attributable to common interests	$(3,631)	$(2,884)

See accompanying notes

INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended March 31,

	2003	2002

Operating activities:
Net income	$1,519	$2,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,753	3,680
Provision for losses on trade accounts receivable	207	303
Changes in operating assets and liabilities:
Trade accounts receivable	519	191
Launch funds receivable	47	146
Prepaid expenses and other assets	(226)	(27)
Accounts payable	(2,249)	(1,383)
Accrued expenses and other liabilities	2,586	(66)

Net cash provided by operating activities	7,156	4,915

Investing activities:
Purchase of property and equipment	(2,255)	(4,784)
Purchase of intangible assets	—	(40)

Net cash used in investing activities	(2,255)	(4,824)

Financing activities:
Capital contributions	7,000	10,000
Preferred interest distribution	(7,000)	(7,000)
Repayment of credit facility principal	(1,250)	—

Net cash provided by (used in) financing activities	(1,250)	3,000

Net change in cash and cash equivalents	3,651	3,091
Cash and cash equivalents, beginning of period	994	2,158

Cash and cash equivalents, end of period	$4,645	$5,249

See accompanying notes

INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
NOTES TO FINANCIAL STATEMENTS

1.   Business Organization and Purpose

Insight Communications of Central Ohio, LLC (the “Company”) is a subsidiary of Insight Holdings of Ohio, LLC which owns 100% of its common equity, which is a wholly owned subsidiary of Insight Midwest, L.P. (“Insight Midwest”).  Insight Midwest is equally owned by Insight Communications Company L.P. (“Insight LP”) and an affiliate of Comcast Cable Holdings, LLC (“Comcast Cable”) (formerly known as AT&T Broadband, LLC).  Insight LP, as general partner and manager of Insight Midwest, manages and operates the Company’s systems.  The Company provides basic and expanded cable television services to homes in the eastern parts of Columbus, Ohio and surrounding areas.

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

In management’s opinion, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented.  All such adjustments are of a normal recurring nature.  These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003 or any other interim period.

3.   Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Disposal Obligations”, which became effective for us beginning January 1, 2003.  SFAS No. 146 supersedes EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  SFAS No. 146 addresses the accounting for and disclosure of costs to terminate an existing contractual obligation (including but not limited to operating leases), incremental direct and other costs associated with the related disposal activity and termination benefits (severance pay) provided to employees pursuant to a one-time benefit arrangement that does not constitute a preexisting or newly-created ongoing benefit plan.  The adoption of SFAS No. 146 had no impact on our consolidated financial position or results of operations.

INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
NOTES TO FINANCIAL STATEMENTS

4.   Related Party Transactions

Management Fees

The Company pays Insight LP management fees of approximately 3% of its revenue to serve as manager of the Company’s cable systems.

Progamming

The Company purchases the majority of its programming through affiliates of Comcast Cable.  Charges for such programming, including a 1½% administrative fee, were $2.2 million and $1.7 million for the three months ended March 31, 2003 and 2002, respectively.  As of March 31, 2003 and December 31, 2002, $2.2 million and $1.4 million of accrued programming costs were due to affiliates of Comcast Cable.  The company believes that the programming rates charged through these affiliates are lower than those available from independent parties.

Telephone Agreements

In July 2000, to facilitate delivery of telephone services Insight Midwest entered into a ten-year agreement with AT&T Broadband (now known as Comcast Cable) that allows the Company to deliver local telephone service.  Under the terms of the agreement, the Company leases certain capacity its network to Comcast Cable.  Revenue earned from leased network capacity used in the provision of telephone services was $54,000 and $3,000 for the three months ended March 31, 2003 and 2002.

In addition, the Company provides certain services and support for which it receives additional payments related to installations, marketing and billing support.  Fee revenue earned in connection with installations is deferred and amortized over the expected term a telephone customer maintains their telephone service, currently estimated to be three years.  Marketing and billing support revenue is recognized in the period such services are performed.

5.   Commitments and Contingencies

Programming Contracts

The Company enters into long-term contracts with third parties who provide programming for distribution over the Company’s cable television systems.  These programming contracts are a significant part of its business and represent a substantial portion of its operating costs.  Since future fees under such contracts are based on numerous variables, including number and type of customers, the Company has not recorded any liabilities with respect to such contracts.

Litigation

The Company is party in or may be affected by various matters under litigation.  Management believes that the ultimate outcome of these matters will not have a significant adverse effect on the Company’s future results of operations or financial position.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and related notes that are included elsewhere in this report.

Forward-Looking Statements

This report contains “forward-looking statements,” including statements containing the words “believes,” “anticipates,” “expects” and words of similar import, which concern, among other things, the operations, economic performance and financial condition of Insight Communications of Central Ohio, LLC (“Insight Ohio” or the “System”). All statements other than statements of historical fact included in this report regarding Coaxial Communications of Central Ohio, Inc. (“Coaxial Inc.”), Phoenix Associates (“Phoenix”) and Insight Ohio (collectively, the “Companies”) or any of the transactions described in this report, including the timing, financing, strategies and effects of such transactions, are forward-looking statements. Such forward-looking statements are based upon a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Companies, and reflect future business decisions that are subject to change. Although the management of the Companies believes that the expectations reflected in such forward-looking statements are reasonable, they can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include, without limitation:

•	the ability of Coaxial Inc. and Phoenix to make scheduled payments with respect to the Senior Notes (as defined below) which is dependent upon the financial and operating performance of the System;

•

the fact that a substantial portion of the System’s cash flow from operations is required to be dedicated to the payment of principal and interest on its indebtedness and the required distributions with respect to its Preferred Interests, thereby reducing the funds available to the System for its operations and future business opportunities;

•	the fact that Coaxial Inc. and Phoenix have no significant assets other than Coaxial Inc.’s ownership of the Preferred Interest in Insight Ohio and equity investments; and

•

the fact that the indenture governing the terms of the Senior Notes imposes restrictions on Coaxial Inc., Phoenix and Insight Ohio and the Senior Credit Facility of the System imposes restrictions on Insight Ohio.

Management of the Companies does not intend to update these forward-looking statements.

Coaxial Inc. and Phoenix do not conduct any business and are dependent upon the cash flow of the System to meet their obligations under the Senior Notes. Insight Communications Company, LP (“Insight LP”) serves as the manager of the System.

The following discussion relates to the operations of the System for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

Overview

The System relies on Insight LP, for all of its strategic, managerial, financial and operational oversight and advice.  Insight LP also centrally purchases programming and equipment and provides the associated discount to the System.  In exchange for all such services provided to the System and subject to certain restrictions contained in the covenants with respect to Insight Ohio’s Senior Credit Facility and the Senior Notes, Insight LP receives management fees of approximately 3.0% of gross operating revenue of the System. Such management fees are payable only after distributions have been made with respect to the Preferred Interests and only to the extent that such payments would be permitted by an exception to the restricted payments covenants of the Senior Notes as well as Insight Ohio’s Senior Credit Facility.

Results of Operations

A substantial portion of the System’s revenues are earned from customer fees for cable television programming services including premium, digital and pay-per-view services and ancillary services, such as rental of converters and remote control devices, installations and from selling advertising.  In addition, the System earns revenues from providing high-speed data and telephone services as well as from commissions for products sold through home shopping networks.

In July 2000, to facilitate delivery of telephone services Insight Midwest entered into a ten-year agreement with AT&T Broadband (now known as Comcast Cable) that allows the Company to deliver local telephone service.  Under the terms of the agreement, the Company leases certain capacity its network to Comcast Cable.  Revenue earned from leased network capacity used in the provision of telephone services was $54,000 and $3,000 for the three months ended March 31, 2003 and 2002.

In addition, the Company provides certain services and support for which it receives additional payments related to installations, marketing and billing support.  Fee revenue earned in connection with installations is deferred and amortized over the expected term a telephone customer maintains their telephone service, currently estimated to be three years.  Marketing and billing support revenue is recognized in the period such services are performed.

The following table is derived for the periods presented from the System’s financial statements that are included in this report and sets forth certain statement of operations data for the System:

	Three months ended March 31,

	2003	2002

	(in thousands)
Revenue	$16,791	$15,040
Operating costs and expenses:
Programming and other operating costs	6,538	5,680
Selling, general and administrative	3,274	2,989
Management fees	502	439
Depreciation and amortization	4,753	3,680

Total operating costs and expenses	15,067	12,788

Operating income	1,724	2,252
Operating cash flow	6,477	5,932
Interest expense	226	211
Net income	1,519	2,071
Net cash provided by operating activities	7,156	4,915
Net cash used in investing activities	2,255	4,824
Net cash provided by (used in) financing activities	(1,250)	3,000

Operating Cash Flow (“OCF”) represents operating income before depreciation and amortization.  Insight Ohio believes that OCF is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, OCF is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with accounting principles generally accepted in the United States. Refer to Insight Ohio’s financial statements, including its statements of cash flows, which appear elsewhere in this report.

The following calculations of OCF are not necessarily comparable to similarly titled amounts of other companies:

	Three Months Ended March 31,

	2003	2002

	(in thousands)
Operating income	$1,724	$2,252
Adjustments:
Depreciation and amortization	4,753	3,680

Operating cash flow	$6,477	$5,932

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenue for the three months ended March 31, 2003 increased $1.8 million or 12% to $16.8 million up from $15.0 million for the three months ended March 31, 2002.  The increase in revenue was primarily the result of gains in the System’s high-speed data and digital services with revenue increases over the prior year’s quarter of 60% and 30%, respectively.  In addition, the System’s basic cable service revenue increased 7% primarily due to basic cable rate increases implemented in July 2002.  For the three months ended March 31, 2003, customers served averaged approximately 87,700 compared to approximately 86,800 during the three months ended March 31, 2002.

Revenue by service offering was as follows for the three months ended March 31, (in thousands):

	2003 Revenue by Service Offering	% of Total Revenue	2002 Revenue by Service Offering	% of Total Revenue

Basic	$8,054	48.0%	$7,519	50.0%
Digital	1,546	9.2%	1,190	7.9%
High-speed data	2,544	15.2%	1,594	10.6%
Premium / analog pay-per-view	1,606	9.6%	1,769	11.8%
Advertising	1,188	7.1%	1,071	7.1%
Franchise fees	394	2.3%	399	2.7%
Other	1,459	8.6%	1,498	9.9%

Total	$16,791	100.0%	$15,040	100.0%

RGUs (Revenue Generating Units) were approximately 138,500 as of March 31, 2003 compared to approximately 127,800 as of March 31, 2002.  This represents an annual growth rate of 8%. RGUs represent the sum of basic and digital video, high-speed data and telephone customers.

Average monthly revenue per basic customer for the three months ended March 31, 2003 was $63.85 compared to $57.76 for the three months ended March 31, 2002.  Average monthly revenue per basic customer for digital and high-speed data services was $15.55 for the three months ended March 31, 2003 compared to $10.69 for the three months ended March 31, 2002.

Programming and other operating costs increased $858,000 or 15% to $6.5 million for the three months ended March 31, 2003 from $5.7 million for the three months ended March 31, 2002. The increase was primarily attributable to increased programming costs associated with the System’s classic service, video-on-demand and high-speed data Internet Service Provider (“ISP”) charges.

Selling, general and administrative expenses increased $285,000 or 10% to $3.3 million for the three months ended March 31, 2003 from $3.0 million for the three months ended March 31, 2002.  The increase was primarily attributable to increases in salaries and benefits offset by decreases in marketing and advertising sales expenses.

Management fees are directly related to revenue as these fees are calculated as approximately 3% of gross revenues.

Depreciation and amortization expense for the three months ended March 31, 2003 increased $1.1 million or 29% to $4.8 million from $3.7 million for the three months ended March 31, 2002. The increase in depreciation and amortization expense was primarily the result of additional capital expenditures through March 31, 2003 to rollout new services.

OCF increased 9% to $6.5 million for the three months ended March 31, 2003 up from $5.9 million for the three months ended March 31, 2002. This increase was primarily due to the 12% increase in revenue offset by the increases in programming and other operating costs and selling, general and administrative expenses.

Interest expense for the three months ended March 31, 2003 increased $15,000 or 7% to $226,000 from $211,000 for the three months ended March 31, 2002.  This increase was attributable to lower interest expense recorded during the three months ended March 31, 2002 offset by a decrease in the average interest rate during the three months ended March 31, 2003.

For the three months ended March 31, 2003, the net income was $1.5 million.

Liquidity and Capital Resources

The cable television business is a capital-intensive business that generally requires financing for the upgrade, expansion and maintenance of the technical infrastructure.  Capital expenditures totaled $2.3 million for the three months ended March 31, 2003.  These expenditures were primarily for the upgrade of the System to support the telephone rollout, the purchase of customer premise equipment and plant expansions.  Capital expenditures were financed by cash flows from operations and capital contributions.

Cash provided by operations for the three months ended March 31, 2003 and 2002 was $7.2 million and $4.9 million, respectively.  The increase was primarily attributable to the timing of cash receipts and payments related to working capital accounts.

Cash used in investing activities for the three months ended March 31, 2003 and 2002 was $2.3 million and $4.8 million, respectively, reflecting capital expenditures to upgrade the System for the continued rollout of telephone, the purchase of customer premise equipment and to build plant extensions.

Cash used in financing activities for the three months ended March 31, 2003 was $1.3 million.  This was comprised of capital contributions from Insight Midwest of $7.0 million offset by distributions on preferred interests of $7.0 million and a repayment of the Ohio credit facility of $1.3 million. Cash provided by financing activities for the three months ended March 31, 2002 was $3.0 million consisting of capital contributions of $10.0 million, less distributions on preferred interests of $7.0 million.

The Senior Credit Facility contains covenants restricting, among other things, the Company’s ability to make capital expenditures, acquire or dispose of assets, make investments and engage in transactions with related parties. The facility also requires compliance with certain financial ratios and contains customary events of default.  As of March 31, 2003, the Company was not in compliance with the pro forma debt service covenant calculation under the Senior Credit Facility.  The Company received a waiver regarding this non-compliance and Insight Midwest guaranteed the principle amount of the facility.  Additionally, the credit agreement was amended to remove this covenant.  Given current operating conditions and projected results of operations, we anticipate full compliance with this credit facility agreement, as amended, for the foreseeable future.

The following table summarizes our contractual obligations and commitments, excluding interest, preferred dividends and commitments for programming, as of March 31, 2003, including periods in which the related payments are due (in thousands):

	Long-Term Debt	Preferred Interests	Operating Leases	Total

2003	$3,750	$—	$16,500	$20,250
2004	20,000	—	7,000	27,000
2005	—	—	7,000	7,000
2006	—	140,000	7,000	147,000
2007	—	—	7,000	7,000
Thereafter	—	55,869	91,000	146,869

Total cash obligations	$23,750	$195,869	$135,500	$355,119

Due to the increased capital expenditures, management determined that cash flows from operations will not be sufficient to finance the operating and capital requirements of the System, debt service requirements and distributions on the Preferred Interests for the current year. As such, Insight Midwest has committed to provide capital contributions to fund cash requirements through the year ending December 31, 2003.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Companies do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or “other than trading” instruments that are likely to expose them to market risk, interest rate, foreign currency exchange, commodity price or equity price risk. The Companies have not entered into forward or future contracts, purchased options or entered into swap agreements.

Insight Ohio’s Senior Credit Facility bears interest at floating rates.  Accordingly, Insight Ohio is exposed to potential losses related to changes in interest rates.  A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase projected annual interest expense by $237,500.  The Senior Notes issued by Coaxial Inc. and Phoenix bear interest at fixed rates.

The fair value of borrowings under Insight Ohio’s senior credit facility approximates carrying value as it bears interest at floating rates.  The fair value and carrying value of the Senior Notes as of March 31, 2003 was $139.8 million and $140.0 million, respectively.

Item 4.     Controls and Procedures

Within the 90 days prior to the date of this report, under the supervision and with the participation of Coaxial Inc.’s management, including its Chief Executive Officer and its Chief Financial Officer, Coaxial Inc.’s management has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, Coaxial Inc.’s Chief Executive Officer and its Chief Financial Officer have concluded that Coaxial Inc.’s disclosure controls and procedures are effective in timely alerting them to material information relating to Coaxial Inc. required to be included in Coaxial Inc.’s periodic SEC filings.  There have been no significant changes in Coaxial Inc.’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Within the 90 days prior to the date of this report, under the supervision and with the participation of Phoenix’s management, including its Managing Member (serving as the functional equivalent of Phoenix’s principal executive and financial officer), Phoenix’s management has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, Phoenix’s Managing Member has concluded that Phoenix’s disclosure controls and procedures are effective in timely alerting them to material information relating to Phoenix required to be included in Phoenix’s periodic SEC filings.  There have been no significant changes in Phoenix’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Within the 90 days prior to the date of this report, under the supervision and with the participation of Insight Ohio’s management, including its Chief Executive Officer and its Chief Financial Officer, Insight Ohio’s management has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, Insight Ohio’s Chief Executive Officer and its Chief Financial Officer have concluded that Insight Ohio’s disclosure controls and procedures are effective in timely alerting them to material information relating to Insight Ohio required to be included in Insight Ohio’s periodic SEC filings.  There have been no significant changes in Insight Ohio’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits:

          10.1  Fourth Amendment to the Insight Ohio Credit Agreement dated as of May 1, 2003

(b)  Reports on Form 8-K:

          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 2003	COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.

/s/ DINESH C. JAIN

Dinesh C. Jain Senior Vice President and Chief Financial Officer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 2003	PHOENIX ASSOCIATES

/s/ DENNIS J. MCGILLICUDDY

Dennis J. McGillicuddy Managing Member (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 2003	INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC

/s/ DINESH C. JAIN

Dinesh C. Jain Senior Vice President and Chief Financial Officer (principal financial officer)

CERTIFICATIONS

I,   Kim D. Kelly, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Coaxial Communications of Central Ohio, Inc. (the “registrant”);

2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ KIM D. KELLY

Kim D. Kelly President and Chief Executive Officer Coaxial Communications of Central Ohio, Inc. May 14, 2003

I,   Dinesh C. Jain, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Coaxial Communications of Central Ohio, Inc. (the “registrant”);

2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DINESH C. JAIN

Dinesh C. Jain Senior Vice President and Chief Financial Officer Coaxial Communications of Central Ohio, Inc. May 14, 2003

I,   Dennis J. McGillicuddy, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Phoenix Associates (the “registrant”);

2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DENNIS J. MCGILLICUDDY

Dennis J. McGillicuddy Managing Member (principal executive and financial officer) Phoenix Associates May 14, 2003

I,   Kim D. Kelly, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Insight Communications of Central Ohio, LLC (the “registrant”);

2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ KIM D. KELLY

Kim D. Kelly President and Chief Executive Officer Insight Communications of Central Ohio, LLC May 14, 2003

I,   Dinesh C. Jain, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Insight Communications of Central Ohio, LLC (the “registrant”);

2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DINESH C. JAIN

Dinesh C. Jain Senior Vice President and Chief Financial Officer Insight Communications of Central Ohio, LLC May 14, 2003

CERTIFICATION UNDER SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, Kim D. Kelly, hereby certify that the quarterly report on Form 10-Q of Coaxial Communications of Central Ohio, Inc. (the “registrant”) for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

/s/ KIM D. KELLY

Kim D. Kelly President and Chief Executive Officer Coaxial Communications of Central Ohio, Inc. May 14, 2003

CERTIFICATION UNDER SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, Dinesh C. Jain, hereby certify that the quarterly report on Form 10-Q of Coaxial Communications of Central Ohio, Inc. (the “registrant”) for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

/s/ DINESH C. JAIN

Dinesh C. Jain Senior Vice President and Chief Financial Officer Coaxial Communications of Central Ohio, Inc. May 14, 2003

CERTIFICATION UNDER SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, Dennis J. McGillicuddy, hereby certify, to the best of my knowledge, as to Phoenix Associates (the “Company”) that the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ DENNIS J. MCGILLICUDDY

Dennis J. McGillicuddy Managing Member (principal executive and financial officer) Phoenix Associates May 14, 2003

CERTIFICATION UNDER SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, Kim D. Kelly, hereby certify that the quarterly report on Form 10-Q of Insight Communications of Central Ohio, LLC (the “registrant”) for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

/s/ KIM D. KELLY

Kim D. Kelly President and Chief Executive Officer Insight Communications of Central Ohio, LLC May 14, 2003

CERTIFICATION UNDER SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, Dinesh C. Jain, hereby certify that the quarterly report on Form 10-Q of Insight Communications of Central Ohio, LLC (the “registrant”), for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

/s/ DINESH C. JAIN

Dinesh C. Jain Senior Vice President and Chief Financial Officer Insight Communications of Central Ohio, LLC May 14, 2003