Form 10-Q
period 2003-06-30
PHOENIX ASSOCIATES; COAXIAL COMMUNICATIONS OF CENTRAL OHIO INC; INSIGHT COMMUNICATIONS OF CENTRAL OHIO LLC
filed 2003-08-06
CIK 724332, 1070241, 1070242

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Indicate by check mark whether the registrants are accelerated filers (as defined in Exchange Act Rule 12b-2).     Yes  ☐    No  ☒.

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

COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.

BALANCE SHEETS

(in thousands)

	June 30, 2003	December 31, 2002
	unaudited
Assets
Investments	$10,672	$9,904
Dividend receivable	5,250	5,250

Total current assets	15,922	15,154
Deferred financing costs, net of accumulated amortization of $3,054 and $2,740 as of June 30, 2003 and December 31, 2002, respectively	1,973	2,287
Investment in affiliate	195,173	191,820

Total assets	$213,068	$209,261

Liabilities and shareholders’ equity
Accrued interest	$5,250	$5,250

Total current liabilities	5,250	5,250
Senior notes, including $105.6 million to be paid by Phoenix Associates	140,000	140,000

Total liabilities	145,250	145,250
Commitments and contingencies
Shareholders’ equity:
Common stock; $1 par value; 2,000 shares authorized; 1,080 shares issued and outstanding as of June 30, 2003 and December 31, 2002, respectively	1	1
Paid in capital	11,501	11,501
In-substance allocation of proceeds related to senior notes to be paid by Phoenix Associates	(54,429)	(59,707)
Retained earnings	117,573	119,812
Accumulated other comprehensive loss	(6,828)	(7,596)

Total shareholders’ equity	67,818	64,011

Total liabilities and shareholders’ equity	$213,068	$209,261

See accompanying notes

COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Expenses:
Amortization	$(157)	$(157)	$(314)	$(314)
Other income (expense):
Interest expense	(3,500)	(3,500)	(7,000)	(7,000)
Dividend on preferred interests	5,203	5,002	10,353	9,957

Total other income, net	1,703	1,502	3,353	2,957

Net income	$1,546	$1,345	$3,039	$2,643

See accompanying notes

COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2003	2002
Operating activities:
Net income	$3,039	$2,643
Adjustments to reconcile net income to net cash used in operating activities:
Amortization	314	314
Interest expense assumed by affiliate	5,278	5,278
Dividend on preferred interest	(10,353)	(9,957)

Net cash used in operating activities	(1,722)	(1,722)

Financing activities:
Capital distributions	(5,278)	(5,278)
Proceeds from dividend on preferred interest	7,000	7,000

Net cash provided by financing activities	1,722	1,722

Net change in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003 or any other interim period.

COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.

NOTES TO FINANCIAL STATEMENTS

3. Fair Value of Financial Instruments

The fair value of the Senior Notes was $144.2 million and $122.8 million as of June 30, 2003 and December 31, 2002, respectively.

4. Comprehensive Income (Loss)

Comprehensive income (loss) totaled $2.7 million and $3.8 million for the three and six months ended June 30, 2003 and ($6.0) million and ($7.3) million for the three and six months ended June 30, 2002, respectively. The Company owns common stock that is classified as available-for-sale and reported at market value, with unrealized gains and losses recorded as accumulated other comprehensive income or loss in the accompanying balance sheets.

5. Subsequent Event

On July 22, 2003, Insight Communications Company, Inc. (“Insight Inc.”) issued a press release announcing it anticipates that it will have the opportunity, using approximately $30.0 million of its existing cash on hand, to purchase the equity interests of the limited liability companies that own Coaxial Inc. (together, with the limited liability companies that own Coaxial Inc., the “Coaxial Entities”). As a consequence of this purchase, Insight Inc. will beneficially own 800,000 shares of its outstanding common stock, which it expects to retire. Insight Inc. also announced plans to refinance the obligations of Insight Ohio and those of the Coaxial Entities it acquires. As of June 30, 2003, these obligations were comprised of Insight Ohio’s credit facility ($22.5 million principal amount), and the 10% senior notes due 2006 ($140.0 million principal amount) and 12 7/8% senior discount notes due 2008 ($55.9 million principal amount at maturity) conditionally guaranteed by Insight Ohio and for which Insight Ohio is obligated to make distributions in respect of the Series A and Series B preferred interests held by Coaxial Inc. The transactions will be accomplished through a refinancing of the $900 million term loan under the Insight Midwest Holdings credit facility into a new $1.125 billion term loan, increasing the total credit facility size to $1.975 billion from $1.750 billion.

The proposed transactions are subject to the completion of definitive documents and customary closing conditions. Closing is expected to occur during the third quarter of 2003. If the foregoing refinancing transactions are completed, we would no longer file reports with the Securities and Exchange Commission.

PHOENIX ASSOCIATES

BALANCE SHEETS

(in thousands)

	June 30, 2003	December 31, 2002
	unaudited
Assets
Deferred financing costs, net of accumulated amortization of $3,054 and $2,740 as of June 30, 2003 and December 31, 2002, respectively	$1,973	$2,287

Total assets	$1,973	$2,287

Liabilities and partners’ deficit
Accrued interest	$5,250	$5,250

Total current liabilities	5,250	5,250
Senior notes, including $34.4 million to be paid by Coaxial Communications of Central Ohio, Inc.	140,000	140,000

Total liabilities	145,250	145,250
Commitments and contingencies
Partners’ deficit:
In-substance allocation of proceeds related to senior notes to be paid by Coaxial Communications of Central Ohio, Inc.	(17,711)	(19,433)
Partners’ accumulated deficit	(125,566)	(123,530)

Total partners’ deficit	(143,277)	(142,963)

Total liabilities and partners’ deficit	$1,973	$2,287

See accompanying notes

PHOENIX ASSOCIATES

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Expenses:
Amortization	$(157)	$(157)	$(314)	$(314)
Interest income (expense):
Interest income–related parties	—	39	—	78
Interest expense	(3,500)	(3,500)	(7,000)	(7,000)

Total interest expense, net	(3,500)	(3,461)	(7,000)	(6,922)

Net loss	$(3,657)	$(3,618)	$(7,314)	$(7,236)

See accompanying notes

PHOENIX ASSOCIATES

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2003	2002
Operating activities:
Net loss	$(7,314)	$(7,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing fees	314	314
Interest expense assumed by affiliate	1,722	1,722
Changes in operating assets and liabilities:
Interest receivable	—	(78)

Net cash used in operating activities	(5,278)	(5,278)

Financing activities:
Capital contributions	5,278	5,278

Net cash provided by financing activities	5,278	5,278

Net change in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003 or any other interim period.

PHOENIX ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

3. Fair Value of Financial Instruments

The fair value of the Senior Notes was $144.2 million and $122.8 million as of June 30, 2003 and December 31, 2002, respectively.

4. Subsequent Event

On July 22, 2003, Insight Communications Company, Inc. (“Insight Inc.”) issued a press release announcing it anticipates that it will have the opportunity, using approximately $30.0 million of its existing cash on hand, to purchase the equity interests of the limited liability companies that own Coaxial Inc. (together, with the limited liability companies that own Coaxial Inc., the “Coaxial Entities”). As a consequence of this purchase, Insight Inc. will beneficially own 800,000 shares of its outstanding common stock, which it expects to retire. Insight Inc. also announced plans to refinance the obligations of Insight Ohio and those of the Coaxial Entities it acquires. As of June 30, 2003, these obligations were comprised of Insight Ohio’s credit facility ($22.5 million principal amount), and the 10% senior notes due 2006 ($140.0 million principal amount) and 12 7/8% senior discount notes due 2008 ($55.9 million principal amount at maturity) conditionally guaranteed by Insight Ohio and for which Insight Ohio is obligated to make distributions in respect of the Series A and Series B preferred interests held by Coaxial Inc. The transactions will be accomplished through a refinancing of the $900 million term loan under the Insight Midwest Holdings credit facility into a new $1.125 billion term loan, increasing the total credit facility size to $1.975 billion from $1.750 billion.

The proposed transactions are subject to the completion of definitive documents and customary closing conditions. Closing is expected to occur during the third quarter of 2003. If the foregoing refinancing transactions are completed, we would no longer file reports with the Securities and Exchange Commission.

INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC

BALANCE SHEETS

(in thousands)

	June 30, 2003	December 31, 2002
	unaudited
Assets
Cash and cash equivalents	$7,790	$994
Trade accounts receivable, net of allowance for doubtful accounts of $58 and $50 as of June 30, 2003 and December 31, 2002, respectively	1,806	2,360
Launch funds receivable	—	72
Prepaid expenses and other assets	969	813

Total current assets	10,565	4,239
Fixed assets, net	102,580	107,399
Intangible assets, net	573	676

Total assets	$113,718	$112,314

Liabilities and members’ deficit
Accounts payable	$1,059	$4,091
Accrued expenses and other liabilities	2,521	1,495
Accrued programming costs	4,536	2,631
Deferred revenue	636	518
Debt—current portion	15,834	5,000
Interest payable	99	171
Preferred interest distribution payable	5,250	5,250
Due to affiliates	7,248	5,927

Total current liabilities	37,183	25,083
Deferred revenue	529	662
Debt	6,666	20,000

Total liabilities	44,378	45,745
Commitments and contingencies
Preferred interests	195,173	191,820
Members’ deficit	(125,833)	(125,251)

Total liabilities and members’ deficit	$113,718	$112,314

See accompanying notes

INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

	Three months Ended June 30,		Six months Ended June 30,
	2003	2002	2003	2002
Revenue	$17,052	$15,655	$33,843	$30,695

Operating costs and expenses:
Programming and other operating costs	6,865	5,428	13,403	11,108
Selling, general and administrative	3,112	3,084	6,386	6,073
Management fees	514	458	1,016	897
Depreciation and amortization	5,158	3,924	9,911	7,604

Total operating costs and expenses	15,649	12,894	30,716	25,682
Operating income	1,403	2,761	3,127	5,013

Other income (expense):
Interest expense	(185)	(247)	(411)	(458)
Interest income	13	17	16	19
Other	21	17	39	45

Total other expense, net	(151)	(213)	(356)	(394)

Net income	1,252	2,548	2,771	4,619
Accrual of preferred interests	(5,203)	(5,002)	(10,353)	(9,957)

Net loss attributable to common interests	$(3,951)	$(2,454)	$(7,582)	$(5,338)

See accompanying notes

INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2003	2002
Operating activities:
Net income	$2,771	$4,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,911	7,604
Provision for losses on trade accounts receivable	415	719
Changes in operating assets and liabilities:
Trade accounts receivable	139	(168)
Launch funds receivable	72	564
Prepaid expenses and other assets	(156)	(392)
Accounts payable	(3,032)	(3,318)
Accrued expenses and other liabilities	4,238	1,323

Net cash provided by operating activities	14,358	10,951

Investing activities:
Purchase of property and equipment	(5,062)	(12,964)
Purchase of intangible assets	—	(125)

Net cash used in investing activities	(5,062)	(13,089)

Financing activities:
Capital contributions	7,000	10,000
Preferred interest distribution	(7,000)	(7,000)
Repayment of credit facility	(2,500)	—

Net cash provided by (used in) financing activities	(2,500)	3,000

Net change in cash and cash equivalents	6,796	862
Cash and cash equivalents, beginning of period	994	2,158

Cash and cash equivalents, end of period	$7,790	$3,020

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003 or any other interim period.

3. Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 on January 1, 2003, in accordance with the new statement. The adoption of SFAS No. 143 had no impact on its financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Disposal Obligations”, which became effective for the Company beginning January 1, 2003. SFAS No. 146 supersedes EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity

INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC

NOTES TO FINANCIAL STATEMENTS

3. Recent Accounting Pronouncements (continued)

(including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 addresses the accounting for and disclosure of costs to terminate an existing contractual obligation (including but not limited to operating leases), incremental direct and other costs associated with the related disposal activity and termination benefits (severance pay) provided to employees pursuant to a one-time benefit arrangement that does not constitute a preexisting or newly-created ongoing benefit plan. The adoption of SFAS No. 146 had no impact on the Company’s consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 become effective during the third quarter of 2003. For variable interest entities acquired prior to February 1, 2003, any difference between the net amount added to the balance sheet and the amount of any previously recognized interest in the variable interest entity will be recognized as a cumulative effect of an accounting change. The Company is currently evaluating the provisions of FIN 46 but does not believe the adoption of FIN 46 will have a significant impact on its consolidated financial position or results of operations.

4. Related Party Transactions

Management Fees

The Company pays Insight LP management fees of approximately 3% of its revenue to serve as manager of the Company’s cable systems.

Programming

The Company purchases the majority of its programming through affiliates of Comcast Cable. Charges for such programming, including a 1½% administrative fee, were $2.1 million and $4.3 million for the three and six months ended June 30, 2003 and $1.7 million and $3.4 million for the three and six months ended June 30, 2002, respectively. As of June 30, 2003 and December 31, 2002, $3.0 million and $1.4 million of accrued programming costs were due to affiliates of Comcast Cable. The company believes that the programming rates charged through these affiliates are lower than those available from independent parties.

Telephone Agreements

In July 2000, to facilitate delivery of telephone services Insight Midwest entered into a ten-year agreement with AT&T Broadband (now known as Comcast Cable) that allows the Company to deliver local telephone service. Under the terms of the agreement, the Company leases certain capacity on its local network to Comcast Cable. Revenue earned from leased network capacity used in the provision of

INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC

NOTES TO FINANCIAL STATEMENTS

4. Related Party Transactions (continued)

telephone services was $77,000 and $131,000 for the three and six months ended June 30, 2003 and $10,000 and $13,000 for the three and six months ended June 30, 2002.

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

6. Subsequent Event

On July 22, 2003, Insight Communications Company, Inc. (“Insight Inc.”), the parent of Insight LP, issued a press release announcing it anticipates that it will have the opportunity, using approximately $30.0 million of its existing cash on hand, to purchase the equity interests of the limited liability companies that own Coaxial Communications of Central Ohio, Inc. (“Coaxial” and together with the limited liability companies that own Coaxial, the “Coaxial Entities”). As a consequence of this purchase, Insight Inc. will beneficially own 800,000 shares of its outstanding common stock, which it expects to retire. Insight Inc. also announced plans to refinance the obligations of the Company and those of the Coaxial Entities it acquires. As of June 30, 2003, these obligations were comprised of the Company’s credit facility ($22.5 million principal amount), and the 10% senior notes due 2006 ($140.0 million principal amount) and 12 7/8% senior discount notes due 2008 ($55.9 million principal amount at maturity) conditionally guaranteed by the Company and for which the Company is obligated to make distributions in respect of the Series A and Series B preferred interests held by Coaxial. The transactions will be accomplished through a refinancing of the $900 million term loan under the Insight Midwest Holdings credit facility into a new $1.125 billion term loan, increasing the total credit facility size to $1.975 billion from $1.750 billion.

INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC

NOTES TO FINANCIAL STATEMENTS

6. Subsequent Event (continued)

The proposed transactions are subject to the completion of definitive documents and customary closing conditions. Closing is expected to occur during the third quarter of 2003. If the foregoing refinancing transactions are completed, we would no longer file reports with the Securities and Exchange Commission.

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

The following discussion relates to the operations of the System for the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002.

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

Results of Operations

Revenues are earned from customer fees for cable television programming services including premium, digital and pay-per-view services and ancillary services, such as rental of converters and remote control devices, installations and from selling advertising. In addition, the System earns revenues from providing high-speed data and from facilitating the delivery of telephone services as well as from commissions for products sold through home shopping networks.

The following table is derived for the periods presented from the System’s financial statements that are included in this report and sets forth certain statement of operations data for the System:

	Three months Ended June 30,		Six months Ended June 30,
	2003	2002	2003	2002
	(in thousands)
Revenue	$17,052	$15,655	$33,843	$30,695
Operating costs and expenses:
Programming and other operating costs	6,865	5,428	13,403	11,108
Selling, general and administrative	3,112	3,084	6,386	6,073
Management fees	514	458	1,016	897
Depreciation and amortization	5,158	3,924	9,911	7,604

Total operating costs and expenses	15,649	12,894	30,716	25,682

Operating income	1,403	2,761	3,127	5,013
Operating cash flow	6,561	6,685	13,038	12,617
Interest expense	(185)	(247)	(411)	(458)
Net income	1,252	2,548	2,771	4,619
Net cash provided by operating activities	7,202	6,036	14,358	10,951
Net cash used in investing activities	2,807	8,265	5,062	13,089
Net cash provided by (used in) financing activities	(1,250)	—	(2,500)	3,000

Operating cash flow is a financial measure that is not calculated and presented in accordance with accounting principles generally accepted in the United States. Insight Ohio defines operating cash flow as operating income or loss before depreciation and amortization. Operating cash flow eliminates the uneven effect on operating income of non-cash depreciation of tangible assets and amortization of certain intangible assets and, therefore, is useful to management in measuring the overall operational strength and performance of Insight Ohio. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating Insight Ohio’s revenues. Management evaluates the costs of such tangible and intangible assets through other financial measures such as capital expenditures and investment spending. Another limitation of operating cash flow is that it does not reflect income net of interest expense, which is a significant expense of Insight Ohio because of the substantial debt it incurred to acquire its cable television systems and finance the capital expenditures for the upgrade of its cable network.

Despite the limitations of operating cash flow, management believes that the presentation of this financial measure is relevant and useful for investors because it allows investors to evaluate Insight Ohio’s performance in a manner similar to the method used by management. In addition, operating cash flow is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, although Insight Ohio’s measure of operating cash flow may not be directly comparable to similar measures used by other companies. Operating cash flow should not be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as well as other measures of financial performance reported in accordance with accounting principles generally accepted in the United States.

The following calculations of operating cash flow are not necessarily comparable to similarly titled amounts of other companies:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)
Operating income	$1,403	$2,761	$3,127	$5,013
Adjustment:
Depreciation and amortization	5,158	3,924	9,911	7,604

Operating cash flow	$6,561	$6,685	$13,038	$12,617

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenue increased $1.4 million or 9% primarily as a result of gains in the System’s high-speed data and digital services, which increased 35% and 16% over the prior year’s quarter, respectively. In addition, the System’s basic cable service revenue increased 5% primarily due to basic cable rate increases implemented in July 2002. For the three months ended June 30, 2003, customers served averaged approximately 87,000 compared to approximately 87,700 during the three months ended June 30, 2002.

Revenue by service offering was as follows for the three months ended June 30, (in thousands):

	2003 Revenue by Service Offering	% of Total Revenue	2002 Revenue by Service Offering	% of Total Revenue
Basic	$7,965	46.7%	$7,554	48.2%
Digital	1,594	9.3%	1,369	8.7%
High-speed data	2,761	16.2%	2,048	13.1%
Premium / analog pay-per-view	1,528	8.9%	1,711	10.9%
Advertising	1,322	7.8%	1,154	7.4%
Franchise fees	389	2.3%	385	2.5%
Other	1,493	8.8%	1,434	9.2%

Total	$17,052	100.0%	$15,655	100.0%

Revenue Generating Units (“RGUs”) were approximately 141,300 as of June 30, 2003 compared to approximately 131,100 as of June 30, 2002. This represents an annual growth rate of 8%. RGUs represent the sum of basic and digital video, high-speed data and telephone customers.

Average monthly revenue per basic customer for the three months ended June 30, 2003 was $65.29 compared to $59.52 for the three months ended June 30, 2002. Average monthly revenue per basic customer for digital and high-speed data services was $16.67 for the three months ended June 30, 2003 compared to $12.99 for the three months ended June 30, 2002.

Programming and other operating costs increased $1.4 million or 26%. The increase was primarily attributable to other operating costs, which increased as a result of a decrease in the amount of technical employee salaries capitalized and increases in plant maintenance costs. Additionally, the increase was also attributable to a 30% increase in our high-speed data costs due to increased customers served and a 4% increase in our programming costs due to increased programming and customers served.

Selling, general and administrative expenses remained relatively flat quarter over quarter. The 1% increase is primarily attributable to annual salary increases and increases in payroll related costs for existing employees as well as the addition of new employees and increases in customer collection fees. These increases were partially offset by a decrease in bad debt expense.

Management fees are directly related to revenue as these fees are calculated as approximately 3% of gross revenues.

Depreciation and amortization expense increased $1.2 million or 31% primarily as a result of additional capital expenditures through June 30, 2003 to extend our plant and continue the rollout of digital, high-speed data and telephone services to existing and new service areas.

Operating cash flow decreased 2% to $6.6 million for the three months ended June 30, 2003 down from $6.7 million for the three months ended June 30, 2002. This decrease was primarily due to the $1.5 million or 17% increase in programming and other operating costs, selling, general and administrative expenses and management fees offset by the $1.4 million or 9% increase in revenue.

Interest expense decreased $62,000 or 25% primarily as a result of a decrease in the average interest rate and average debt outstanding quarter over quarter.

For the three months ended June 30, 2003, net income was $1.3 million.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenue increased $3.1 million or 10% primarily as a result of gains in the System’s high-speed data and digital services, which increased 46% and 23% over the prior year’s quarter, respectively. In addition, the System’s basic cable service revenue increased 6% primarily due to basic cable rate increases implemented in July 2002. For the six months ended June 30, 2003, customers served averaged approximately 87,400 compared to approximately 87,100 during the six months ended June 30, 2002.

Revenue by service offering was as follows for the six months ended June 30, (in thousands):

	2003 Revenue by Service Offering	% of Total Revenue	2002 Revenue by Service Offering	% of Total Revenue
Basic	$16,019	47.3%	$15,074	49.1%
Digital	3,139	9.3%	2,558	8.3%
High-speed data	5,305	15.7%	3,642	11.9%
Premium / analog pay-per-view	3,135	9.3%	3,480	11.3%
Advertising	2,510	7.4%	2,225	7.2%
Franchise fees	783	2.3%	785	2.6%
Other	2,952	8.7%	2,931	9.6%

Total	$33,843	100.0%	$30,695	100.0%

Average monthly revenue per basic customer for the six months ended June 30, 2003 was $64.57 compared to $58.71 for the six months ended June 30, 2002. Average monthly revenue per basic customer for digital and high-speed data services was $16.11 for the six months ended June 30, 2003 compared to $11.86 for the six months ended June 30, 2002.

Programming and other operating costs increased $2.3 million or 21%. The increase was primarily attributable to a 42% increase in our high-speed data costs due to increased customers served and an 8% increase in our programming costs due to increased programming and customers served. Additionally, the increase was also attributable to other operating costs, which increased as a result of a decrease in the amount of technical employee salaries capitalized and increases in plant maintenance costs.

Selling, general and administrative expenses increased $313,000 or 5% period over period. The increase is primarily attributable to annual salary increases and increases in payroll related costs for existing employees as well as the addition of new employees and an increase in customer collection fees. These increases were partially offset by a decrease in bad debt expense.

Management fees are directly related to revenue as these fees are calculated as approximately 3% of gross revenues.

Depreciation and amortization expense increased $2.3 million or 30% primarily as a result of additional capital expenditures through June 30, 2003 to extend our plant and continue the rollout of digital, high-speed data and telephone services to existing and new service areas.

Operating cash flow increased 3% to $13.0 million for the six months ended June 30, 2003 up from $12.6 million for the six months ended June 30, 2002. This increase was primarily due to the $3.1 million or 10% increase in revenue offset by the $2.7 million or 15% increase in programming and other operating costs, selling, general and administrative expenses, and management fees.

Interest expense decreased $47,000 or 10% primarily as a result of a decrease in the average interest rate and average debt outstanding quarter over quarter.

For the six months ended June 30, 2003, net income was $2.8 million.

Liquidity and Capital Resources

The cable television business is a capital-intensive business that generally requires financing for the upgrade, expansion and maintenance of the technical infrastructure. Capital expenditures totaled $5.1 million for the six months ended June 30, 2003. These expenditures were primarily for the upgrade of the System to support the telephone rollout, the purchase of customer premise equipment and plant expansions. Capital expenditures were financed by cash flows from operations and capital contributions.

Cash provided by operations for the six months ended June 30, 2003 and 2002 was $14.4 million and $11.0 million, respectively. The increase was primarily attributable to the timing of cash receipts and payments related to working capital accounts.

Cash used in investing activities for the six months ended June 30, 2003 and 2002 was $5.1 million and $13.1 million, respectively, reflecting capital expenditures to upgrade the System for the continued rollout of telephone, the purchase of customer premise equipment and to build plant extensions.

Cash used in financing activities for the six months ended June 30, 2003 was $2.5 million. This was comprised of capital contributions from Insight Midwest of $7.0 million offset by distributions on preferred interests of $7.0 million and a repayment of the Ohio credit facility of $2.5 million. Cash provided by financing activities for the six months ended June 30, 2002 was $3.0 million consisting of capital contributions of $10.0 million, less distributions on preferred interests of $7.0 million.

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

The following table summarizes our contractual obligations and commitments, excluding interest, preferred dividends and commitments for programming, as of June 30, 2003, including periods in which the related payments are due (in thousands):

	Long-Term Debt	Preferred Interests	Operating Leases	Total
2003	$2,500	$—	$12	$2,512
2004	20,000	—	7	20,007
2005	—	—	7	7
2006	—	140,000	7	140,007
2007	—	—	7	7
Thereafter	—	55,869	91	55,960

Total cash obligations	$22,500	$195,869	$131	$218,500

Management has determined that cash flows from operations will not be sufficient to finance the operating and capital requirements of the System, debt service requirements and distributions on the Preferred Interests for the current year. As such, Insight Midwest has committed to provide capital contributions to fund cash requirements through the year ending December 31, 2003.

On July 22, 2003, Insight Communications Company, Inc. (“Insight Inc.”), the parent of Insight LP, issued a press release announcing it anticipates that it will have the opportunity, using approximately $30.0 million of its existing cash on hand, to purchase the equity interests of the limited liability companies that own Coaxial Communications of Central Ohio, Inc. (“Coaxial” and together with the limited liability companies that own Coaxial, the “Coaxial Entities”). As a consequence of this purchase, Insight Inc. will beneficially own 800,000 shares of its outstanding common stock, which it expects to retire. Insight Inc. also announced plans to refinance the obligations of the Company and those of the Coaxial Entities it acquires. As of June 30, 2003, these obligations were comprised of the Company’s credit facility ($22.5 million principal amount), and the 10% senior notes due 2006 ($140.0 million principal amount) and 12 7/8% senior discount notes due 2008 ($55.9 million principal amount at maturity) conditionally guaranteed by the Company and for which the Company is obligated to make distributions in respect of the Series A and Series B preferred interests held by Coaxial. The transactions will be accomplished through a refinancing of the $900 million term loan under the Insight Midwest Holdings credit facility into a new $1.125 billion term loan, increasing the total credit facility size to $1.975 billion from $1.750 billion.

The proposed transactions are subject to the completion of definitive documents and customary closing conditions. Closing is expected to occur during the third quarter of 2003. If the foregoing refinancing transactions are completed, we would no longer file reports with the Securities and Exchange Commission.

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

Insight Ohio’s Senior Credit Facility bears interest at floating rates. Accordingly, Insight Ohio is exposed to potential losses related to changes in interest rates. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase projected annual interest expense by $225,000. The Senior Notes issued by Coaxial Inc. and Phoenix bear interest at fixed rates.

The fair value of borrowings under Insight Ohio’s senior credit facility approximates carrying value as it bears interest at floating rates. The fair value and carrying value of the Senior Notes as of June 30, 2003 was $144.2 million and $140.0 million, respectively.

Item 4. Controls and Procedures

Coaxial Inc.’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of Coaxial Inc.’s disclosure controls and procedures as of June 30, 2003. Based upon that evaluation, Coaxial Inc.’s Chief Executive Officer and Chief Financial Officer concluded that Coaxial Inc.’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Coaxial Inc. in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in Coaxial Inc.’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Phoenix’s management carried out an evaluation, with the participation of its principal executive officer and principal financial officer, of the effectiveness of Phoenix’s disclosure controls and procedures as of June 30, 2003. Based upon that evaluation, Phoenix’s principal executive officer and principal financial officer concluded that Phoenix’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Phoenix in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in Phoenix’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Insight Ohio’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of Insight Ohio’s disclosure controls and procedures as of June 30, 2003. Based upon that evaluation, Insight Ohio’s Chief Executive Officer and Chief Financial Officer concluded that Insight Ohio’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Insight Ohio in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in Insight Ohio’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certifications
31.2	Rule 13a-14(a)/15d-14(a) Certifications
31.3	Rule 13a-14(a)/15d-14(a) Certifications
31.4	Rule 13a-14(a)/15d-14(a) Certifications
31.5	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

(b) Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 6, 2003	Coaxial Communications of Central Ohio, Inc.

/s/ Dinesh C. Jain
Dinesh C. Jain
Senior Vice President and Chief Financial Officer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 6, 2003	Phoenix Associates

/s/ Dennis J. McGillicuddy
Dennis J. McGillicuddy
Managing Member (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 6, 2003	Insight Communications of Central Ohio, LLC

/s/ Dinesh C. Jain
Dinesh C. Jain
Senior Vice President and Chief Financial Officer (principal financial officer)